Form 10-Q
period 1996-03-31
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1996-05-16
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended March 31, 1996   Commission
file number 0-11281

                    NORWEST CONVENTIONAL 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462646
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


405 S.W. Fifth Street, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 237-6000

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND
IS  THEREFORE  FILING  THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No
 .

On May 10, 1996, 1,000 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - March 31, 1996 and December 31,
1995.

2. Statements of Operations - For the quarters ended March 31, 1996 and 1995.

3. Statements of Operations - For the three months ended March 31, 1996 and 1995.

4. Statements of Stockholder's Equity - For the three months ended
March 31, 1996 and March 31, 1995, and for the nine months ended December 31, 1995.

5. Statements of Cash Flows - For the three months ended March 31, 1996 and 1995.

The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations have been included. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     March 31, 1996
and December 31,1995


                                              March
31,        December 31,
Assets                                        1996
1995

Note receivable from parent           $   4,220
$   4,220
Money market investment, at cost      41,353
41,353
Investment securities, at cost           169,605
169,605
Due from parent company                13,018
13,018
Other assets
(17)               (17)

Total assets
$228,179       $228,179

Stockholder's Equity

Common stock, $1 par value:
1,000 shares authorized, issued
and outstanding                            $
1,000       $   1,000

Additional paid-in capital                 227,179
227,179

Total stockholder's equity              $228,179
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended March
31, 1996 and 1995



1996             1995
Income:
     Other interest income                     $ --
$635
Total income
- --                   635

Operating expenses:
     Parent company management fee       512
549
     Other operating expenses                 (512)
86

Total operating expenses                         --
635

Net income before income taxes               --
- --

Provision for income taxes                      --
- --

Net income                                        $
- --                  $ --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the three months ended March 31,
1996 and 1995



1996             1995
Income:
     Other interest income                     $ --
$635
Total income
- --                   635

Operating expenses:
     Parent company management fee       512
549
     Other operating expanses                 (512)
86

Total operating expenses                         --
635

Net income before income taxes               --
- --

Provision for income taxes                      --
- --

Net income                                        $
- --                  $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

      For the three months ended March 31, 1996 and
March 31, 1995, and
             for the nine months ended December 31,
1995



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,      $  1,000 $239,187       -
- -     240,187
        1994

Net income                             --
- --                              --              --

Return of capital to
      parent company                 --
(12,008)      --     (12,008)

Balance, March 31, 1995    $ 1,000  $227,179       -
- -   $228,179

Net income                             --
- --        --             --

Balance, December 31,
        1995                        $ 1,000
$227,179       --   $228,179

Net income                             --
- --         --             --

Balance, March 31, 1996    $ 1,000  $227,179       -
- -   $228,179

                NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                        STATEMENTS OF CASH FLOWS
                                        UNAUDITED

      For the three months ended March 31, 1996 and
1995


1996         1995
Cash flows from operating activities:
     Net income                                  $
- --       $     --
     Adjustments to reconcile net
     earnings to net cash provided by
     operating acvities:
          Decrease in other assets
- --             58
          Decrease (increase) in
          due from Parent Company                  -
- -          (668)
     Net cash from (used for) operating
     activities
- --          (610)

Cash flows form financing activities:
     Return of capital to parent company          --
(12,008)

     Net cash used for financing activities        -
- -      (12,008)

Decrease in cash and cash equivalents            --
(12,618)

Cash and cash equivalents beginning
     of year
41,353       57,167

Cash and cash equivalents at March 31   41,353
44,549

Item 2.  Management's Discussion and Analysis of
Financial Condition and
            Results of Operations.


The following narrative by management of the Company's results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Conventional 1, Inc. (the
Company), a wholly-owned subsidiary of Norwest
Mortgage, Inc. (the parent company) which is a wholly-owned subsidiary of Norwest Nova, Inc., was incorporated on October 20, 1983, under the laws of the State of Delaware. The Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by fully modified, pass-through, mortgage-backed certificates guaranteed as to principal and interest by the Government National Mortgage
Association, and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

The Company had no net income for the quarter and three months ended March 31, 1996 and 1995. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

                           PART II -- OTHER
INFORMATION


Item 1.  Legal Proceedings.

            None.

Item 2.  Changes in Securities.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form
            10-Q.

Item 3.  Defaults Upon Senior Securities.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form
            10-Q.

Item 4.  Submission of Matters to a Vote of Security
Holders.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form 10-Q.

Item 5.  Other Information.

            Omitted pursuant to General Instruction
(H)(2)(b) of Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)   None.

            (b)   None.

                                          SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norwest Mortgage Conventional 1, Inc.



Dated:  May 10, 1996

Alta J. Jones

Senior Vice President and

Chief Financial Officer

(Principal Accounting and

Financial Officer)