Form 10-Q
period 1996-06-30
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1996-08-09
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended June 30, 1996   Commission
file number 0-11281

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

On August 9, 1996, 1,000 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - June 30, 1996 and December 31,
1995.

2. Statements of Operations - For the quarters ended June 30, 1996 and 1995.

3. Statements of Operations - For the six months ended June 30, 1996 and 1995.

4. Statements of Stockholder's Equity - For the six months ended
June 30, 1996 and June 30, 1995, and for the six months ended December 31, 1995.

5. Statements of Cash Flows - For the six months ended June 30, 1996 and 1995.

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

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     June 30, 1996
and December 31,1995


                                              June
30,        December 31,
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
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended June
30, 1996 and 1995



1996             1995
Income:
     Other interest income                    $   --
$ 681
Total income
- --                   681

Operating expenses:
     Parent company management fee        512
529
     Other operating expenses                 (512)
152

Total operating expenses                         --
681

Net income before income taxes               --
- --

Provision for income taxes                      --
- --

Net income                                        $
- --                  $ --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the six months ended June 30,
1996 and 1995



1996             1995
Income:
     Other interest income                     $ --
$1,316
Total income
- --                 1,316

Operating expenses:
     Parent company management fee      1,024
1,078
     Other operating expanses                (1,024)
238

Total operating expenses                         --
1,316

Net income before income taxes               --
- --

Provision for income taxes                      --
- --

Net income                                        $
- --                  $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

      For the six months ended June 30, 1996 and June 30, 1995, and
                                December 31, 1995



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,      $  1,000 $239,187       -
- -     240,187
        1994

Net income                             --
- --                              --              --

Return of capital to
      parent company                 --
(12,008)      --     (12,008)

Balance, June 30, 1995      $ 1,000  $227,179
- --   $228,179

Net income                             --
- --        --             --

Balance, December 31,
        1995                        $ 1,000
$227,179       --   $228,179

Net income                             --
- --         --             --

Balance, June 30, 1996       $ 1,000  $227,179
- --   $228,179

                NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                        STATEMENTS OF CASH FLOWS
                                        UNAUDITED

      For the six months ended June 30, 1996 and
1995


1996         1995
Cash flows from operating activities:
     Net income                                  $
- --       $     --
     Adjustments to reconcile net
     earnings to net cash provided by
     operating acvities:
          Decrease in other assets
- --              8
          Decrease (increase) in
          due from Parent Company                  -
- -             14
     Net cash from (used for) operating
     activities
- --             22

Cash flows form financing activities:
     Return of capital to parent company          --
(12,008)

     Net cash used for financing activities        -
- -      (12,008)

Decrease in cash and cash equivalents            --
(11,986)

Cash and cash equivalents beginning
     of year
41,353       57,167

Cash and cash equivalents at June 30      41,353
45,181

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

The Company had no net income for the quarter and six months ended June 30, 1996 and 1995. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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



Dated:  August 9, 1996

Alta J. Jones

Senior Vice President and

Chief Financial Officer

(Principal Accounting and

Financial Officer)