Form 10-Q
period 1996-09-30
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1996-11-15
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended September 30, 1996 Commission file number 0-11281

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

On October 30, 1996, 1,000 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - September 30, 1996 and December
31, 1995.

2. Statements of Operations - For the quarters ended September 30, 1996 and 1995.

3. Statements of Operations - For the nine months ended September 30, 1996 and 1995.

4. Statements of Stockholder's Equity - For the nine months ended
September 30, 1996, and September 30, 1995, and for the three months ended December 31, 1995.

5. Statements of Cash Flows - For the nine months ended September 30, 1996, and 1995.

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

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     September 30,
1996 and December 31,1995



September 30,        December 31,
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
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended
September 30, 1996 and 1995



1996             1995
Income:
     Other interest income                    $   --
$(3,882)
Total income
--               (3,882)

Operating expenses:
     Parent company management fee        171
512
     Other operating expenses                  (171)
(4,394)

Total operating expenses                          --
(3,882)

Net income before income taxes                --
--

Provision for income taxes                       --
--

Net income                                         $
--                  $ --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the nine months ended September
30, 1996 and 1995



1996             1995
Income:
     Other interest income                     $ --
$(2,565)
Total income
--                 (2,565

Operating expenses:
     Parent company management fee      1,195
1,591
     Other operating expanses                (1,195)
(4,156)

Total operating expenses                         --
(2,565)

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                  $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

For the nine months ended September 30, 1996 and
September 30, 1995,
                                   and December 31,
1995



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,      $  1,000 $239,187       -
-     240,187
        1994

Net income                             --
--                              --          --

Return of capital to
      parent company                 --
(12,008)      --     (12,008)

Balance, September 30,      $ 1,000  $227,179
--   $228,179
        1995

Net income                             --
--        --          --

Balance, December 31,
        1995                        $ 1,000
$227,179       --   $228,179

Net income                             --
--         --          --

Balance, September 30,       $ 1,000  $227,179
--   $228,179
        1996

                NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                        STATEMENTS OF CASH FLOWS
                                        UNAUDITED

      For the nine months ended September 30, 1996
and 1995


1996         1995
Cash flows from operating activities:
     Net income                                  $
--       $     --
     Adjustments to reconcile net
     earnings to net cash provided by
     operating activities:
          Decrease in other assets
--             62
          Decrease (increase) in
          due from Parent Company                  -
-        (3,868)
     Net cash from (used for) operating
     activities
--        (3,806)

Cash flows from financing activities:
     Return of capital to parent company          --
(12,008)

     Net cash used for financing activities        -
-      (12,008)

Decrease in cash and cash equivalents            --
(15,814)

Cash and cash equivalents beginning
     of year
41,353       57,167

Cash and cash equivalents at                  41,353
41,353
September 30, 1996

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

The Company had no net income for the quarter and nine months ended September 30, 1996 and 1995. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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



Dated:  October 30, 1996

Alta J. Jones

Senior Vice President and

Chief Financial Officer

(Principal Accounting and

Financial Officer)