Form 10-K
period 1996-12-31
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1997-03-31
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-K

               Annual Report Pursuant to Section 13
or 15(d) of
                         the Securities Exchange Act
of 1934

For the calendar year ended December 31, 1996
Commission file number 0-11281

               NORWEST MORTGAGE CONVENTIONAL 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462646
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


405 S.W. Fifth Street, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 237-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each
exchange on which registered

NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value, $1.00 Per Share
(Title of class)

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

On February 14, 1997, 1000 shares of the
Registrant's common stock were outstanding. All common stock of Registrant is held by an affiliate.

The following documents are incorporated herein by reference: PART IV-(i) Amendment No. 1 to
Registrant's Registration Statement of Form S-3
(Registration No. 2-87358) as filed with the Commission on January 20, 1984 and (ii) Amendment
No. 2 to registrant's Registration Statement of Form
S-3 (Registration No. 2-87358) as filed with the Commission on February 2, 1984.

PART I

Item 1.  Business.

Organization

Norwest Mortgage Conventional 1, Inc., (the
"Company"), was incorporated in the State of Delaware on October 20, 1983 as a wholly owned, limited-purpose, financing subsidiary of Norwest
Mortgage, Inc., which, in turn, is a wholly owned subsidiary of Norwest Nova, Inc. Norwest Mortgage,
Inc., is the mortgage banking subsidiary of Norwest
Nova, Inc., and derives income primarily from mortgage origination fees and charges, sales of mortgage servicing rights, servicing of mortgage loans, and secondary market sales. Norwest Nova, Inc., is a wholly owned subsidiary of Norwest
Corporation. Norwest Corporation is a $80.2 billion diversified financial services organization providing banking, insurance, investment, and other financial services through a total of more than 3,437 offices in all 50 states, all 10 Canadian
Provinces, and internationally.

Issuance of GNMA-Collateralized Obligations

The Company was organized to engage in the authorization, issuance, and delivery of one series of obligations, consisting of four classes, of bonds in the form of collateralized mortgage obligations of the Company (the "Obligations") secured by mortgage pass through certificates (the
"Certificates") representing the entire interest in one or more pools of conventional mortgage loans secured by first liens on one- to four-family residential properties.

On February 15, 1984, the Company issued
$352,200,000 of Obligations and received proceeds of $348,560,000. The Obligations were collateralized by Certificates with outstanding principal balances of approximately $354,860,000.

Item 2.  Properties.

The Company has no physical properties.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security
Holders.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

PART II

Item 5.  Market for Registrant's Common Equity and
Related Stockholder Matters.

All authorized and outstanding shares of the Company's common stock, its sole class of equity securities, are owned by Norwest Mortgage, Inc.
Accordingly, there is no public trading market for the Company's common stock. The Company has not paid any dividends with respect to its common stock.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction J(2)(a) of
Form 10-K.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

The following narrative by management of the Company's results of operations is provided in accordance with General Instruction J(2)(a) of Form
10-K.

The Company was incorporated on October 20, 1983, but did not commence operations until 1984.

The Company had no net earnings for the years ended
December 31, 1996, 1995 and 1994. The Company recorded $0, ($2,746), and $1,650, respectively, of interest income from money market investments in 1996, 1995, and 1994. The company earned other miscellaneous income of $0, $4,489, and $1,268 for 1996, 1995 and 1994, respectively. Pursuant to the management contract with Norwest Mortgage Inc., the Company paid a management fee of $0, $2,103, and $2,918, respectively in 1996, 1995 and 1994. The management contract is structured so that all available income of the Company will be paid to Norwest Mortgage, Inc., as compensation for management services, reimbursement of certain expenses, and as additional purchase price of the pass-through certificates securing the Obligations.
As a result of the terms of the management contract, it is anticipated that the Company will have no net earnings for a number of subsequent years.

Item 8.  Financial Statements and Supplementary
Data.

See Item 14 of this Form 10-K.

Item 9.  Disagreements of Accounting and Financial
Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the
Registrant.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

Item 13.  Certain Relationships and Related
Transactions.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements

The following financial statements of the Company are submitted in response to Item 8 of Part II of the Form 10-K.

Independent Auditor's Report.

Balance Sheets - December 31, 1996, and December 31,
1995.

Statements of Operations - For the years ended
December 31, 1996, 1995 and 1994.

Statements of Stockholder's Equity - For the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows - For the years ended
December 31, 1996, 1995, 1994.

Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

All schedules required by Article 5 of Regulation S-
X are not applicable and, therefore, have been omitted.

(a)(3)  Exhibits

The following exhibits are submitted in response to
Item 601 of Regulation S-K:

3.1  Restated Certificate of Incorporation of the
Registrant, which was filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Registration
Statement on Form S-3 (Registration No. 2-87358) as filed with the Commission on January 20, 1984, is hereby incorporated by reference.

3.2  By-Laws of Registrant, which were filed as
Exhibit 3.2 to Amendment No. 1 to Registrant's
Registration Statement on Form S-3 (Registration No.
2-87358) as filed with the Commission on February 2, 1984, is hereby incorporated by reference.

4.1 Indenture, which was filed as Exhibit 4.1 to Amendment No. 2 to Registrant's Registration
Statement on Form S-3 (Registration No. 2-87358) as filed with the Commission on February 2, 1984, is hereby incorporated by reference.

28.1  Management Contract with Norwest Mortgage,
Inc., which was filed as Exhibit 28.1 to Amendment
No. 2 to Registrant's Registration Statement on Form
S-3 (Registration No. 2-87358) as filed with the Commission on February 2, 1984, is hereby incorporated by reference.

All other exhibits required by Item 601 of Regulation S-K to be filed with Form 10-K are not applicable and have been omitted.

(b)  Reports on Form 8-K filed in 1985:

Form 8-K dated June 28, 1985.

Item 1. Changes in Control of Registrant - Capital stock of Registrant was contributed to Norwest
Funding, Inc., a Minnesota corporation (now known as "Norwest Mortgage, Inc.").

Item 5. Other Events - The Management Contract was amended to substitute Norwest Funding, Inc., a Minnesota corporation (now known as "Norwest
Mortgage, Inc.") as Manager.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Norwest Mortgage Conventional 1, Inc.


Dated:  March 31, 1997

Stephen Morrison

President

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title
Date



                               President (Principal
March 31, 1997
Stephen Morrison       Executive Officer)
                               and Sole Director




                               Chief Financial
Officer     March 31, 1997
Robert K. Chapman    (Principal Accounting
                               and Financial
Officer)

                         NORWEST MORTGAGE
CONVENTIONAL 1, INC.

                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          FINANCIAL
STATEMENTS

                                    December 31,
1996, 1995 and 1994

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          BALANCE
SHEETS

                                    December 31,
1996 and 1995



Assets
1996                1995

Note receivable from parent          $  4,220
$ 4,220
Money market investment, at cost    41,353
41,353
Investment securities, at cost,
  market value $1,009,920 and
  $1,001,250 in 1996 and 1995,
  respectively (Note 2)                  169,605
169,605
Due from parent company              13,018
13,018
Other assets
(17)                  (17)

Total assets                               $228,179
$228,179

Stockholder's Equity

Common stock, $1 par value:
1000 shares authorized, issued
and outstanding                         $   1,000
$   1,000

Additional paid-in capital             227,179
227,179

Total stockholder's equity           $228,179
$228,179
















See accompanying notes to financial statements.

                     NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                                 STATEMENTS OF
OPERATIONS

                       For the years ended December
31, 1996, 1995, 1994



1996         1995       1994
Income:
  Other interest income                   $ --
$(2,746)    $1,650
  Other miscellaneous income             --
4,849       1,268

Total income                                    --
2,103       2,918

Operating expenses:
  Parent company management fee       --
2,103        2,918
Total operating expenses                    --
2,103        2,918

Net income before income taxes          --
--             --

Provision for income taxes                 --
--             --

Net income                                   $ --
$  --         $  --























See accompanying notes to financial statements.

                      NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                               STATEMENTS OF CASH
FLOWS

                   For the years ended December 31,
1996, 1995 and 1994


1996         1995       1994
Cash flows from operating activities:
    Net income                           $   --
$   --        $   --
    Adjustments to reconcile
       net income to net cash used
       in operating activities:
           Decrease in other assets        --
243          386
           (Increase)/Decrease in
              receivable from parent
              company                         --
(4,409)         496

    Net cash provided by used in
       operating activities                   --
(3,806)         882

Cash flows from financing activities:
    Return of capital to parent
      company                                 --
(12,008)    (39,088)

Decrease in cash and cash
    equivalents                                --
(15,814)    (38,206)

Cash and cash equivalents
     beginning of year                  41,353
57,167       95,373

Cash and cash equivalents
    end of year                          $41,353
$ 41,353    $ 57,167













See accompanying notes to financial statements.

                      NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                      STATEMENTS OF STOCKHOLDER'S
EQUITY

                    For the years ended December 31,
1996, 1995 and 1994


Additional
                                   Common   Paid in
Retained
                                     Stock
Capital    Earnings   Total

Balance, December 31,
    1993                           $1,000
$278,275      --     $279,275

Return of capital to parent
    company                           --
(39,088)     --       (39,088)

Net income                            --
--                              --          --

Balance, December 31,
    1994                           $1,000
239,187      --       240,187

Return of capital to parent
    company                           --
(12,008)     --       (12,008)

Net income                            --
--                              --         --

Balance, December 31,
    1995                           $1,000
227,179      --      228,179

Net income                             --
--          --         --

Balance, December 31,
    1996                           $1,000
227,179       --      228,179













See accompanying notes to financial statements.

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1996,
1995 and 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain accounting policies and procedures that the Company believes are important to understand the accompanying financial statements are described below.

Nature of Operations

Norwest Mortgage Conventional 1, Inc., (the
Company), a wholly owned subsidiary of Norwest
Mortgage, Inc., (parent company), which is a wholly owned subsidiary of Norwest Nova, Inc., was incorporated on October 20, 1983, under the laws of the State of Delaware. Norwest Nova, Inc., is a wholly owned subsidiary of Norwest Corporation. The
Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by conventional mortgage pass-through certificates (the "Certificates") and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

Issuance of Collateralized Mortgage Obligations

The Company has issued Collateralized Mortgage
Obligations (the Obligations).  The issuance of the
Obligations and the simultaneous delivery of the Certificates to an irrevocable trust has been accounted for as a sale of the Certificates.
Accordingly, neither the Certificates nor the Obligations appear on the balance sheets. All costs of issuance were reimbursed by the parent company.

Participation in Mortgage Loans Held for Sale

The Company participated in mortgage loans processed for sale by the parent company. These loans were carried at cost since gains or losses on the marketing of mortgage loans were realized by the parent company.

On June 30, 1989, the "participation in mortgage loans held for sale by parent company," which was provided to the Company as initial capital contribution, was returned to the parent company.
This was accounted for as a reduction in the additional paid-in-capital. The effect of this is that there will be no interest income from the participation in mortgage loans and the parent company will forego reimbursement of certain expenses.

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1996,
1995 and 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

The Company's taxable income or loss is included in the consolidated federal income tax return of Norwest Corporation. Federal and state income taxes of the Company have been assumed by and will be paid by the parent company.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers short-term investments purchased with a maturity of three months or less to be cash equivalents.

(2)  ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS

On February 15, 1984, the Company issued
$352,200,000 of Obligations which were secured by Certificates delivered to an irrevocable trust. At
December 31, 1996, there were approximately
$4,125,000 of Obligations outstanding which were secured by assets placed in trust with outstanding principal balances and cash of approximately
$4,129,000.

Proceeds of approximately $348,560,000 were received from the issuance of the Obligations and were applied to purchase the Certificates from the parent company. The Certificates and the Obligations do not appear on the balance sheet.

Monthly principal and interest payments from the Certificates are remitted directly to the trustee.
Investment income, the difference between interest received on the Certificates and interest paid on the Obligations, and principal payments on the Certificates remaining with the trustee following each semi-annual payment of principal and interest on the Obligations are promptly remitted from the trust to the parent company as additional compensation and expense reimbursement.

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1996,
1995 and 1994

(2)  ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS
(Continued)

Pursuant to the indenture agreement between the Company and the trustee, the money market investment and investment securities are restricted assets set aside as reserve funds. These reserve funds may be used by the trustee for required payments of principal and interest on the Obligations to the extent that funds received in the form of principal and interest on the Certificates are not sufficient
OT make such required payments. After each semi-annual payment date, the trustee will remit to the parent company any amounts in the money market investment which exceed one percent of the outstanding principal amount of the Obligations.

Investment securities represent a Certificate of Accrual on Treasury Securities (CAT) with a par value of $1,500,000 at maturity in May, 2003. No accretion of discount on the CAT is recorded by the Company since any increase in value of the CAT accrues to the holders of the obligations until the Obligations are completely retired. Any proceeds from the CAT after May, 2003, which are not needed to retire the Obligations, will be remitted to the parent company.

(3)  MANAGEMENT FEES AND OTHER OPERATING EXPENSES

The Company has entered into a management agreement with the parent company whereby the parent company will provide management services and assistance to the Company. For providing such services, the parent company will be paid an annual fee of .05% of the aggregate outstanding amount of the Obligations.
Additionally, the management contract is structured so that the remaining income of the Company will be paid to the parent company as reimbursement of certain expenses.

(4)  RETURN OF CAPITAL TO PARENT COMPANY

The Company returned capital to the parent company in the amounts of $0, $12,008 and $39,088, respectively, in 1996, 1995 and 1994. The return of capital was accounted for by reducing the Company's additional paid-in-capital.





<PAGE 17>

KPMG PEAT MARWICK LLP
2500 Ruan Center
PO Box 772
Des Moines, IA  50303

                                  INDEPENDENT
AUDITORS' REPORT

The Board of Directors
Norwest Mortgage Conventional 1, Inc.:

We have audited the accompanying balance sheets of Norwest Mortgage Conventional 1, Inc. (the Company)
(a wholly owned subsidiary of Norwest Mortgage, Inc.) as of December 31, 1996 and 1995, and the related statements of operations and stockholder's equity for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwest Mortgage Conventional
1, Inc. (a wholly owned subsidiary of Norwest
Mortgage, Inc.) at December 31, 1996 and 1995, and the results of its operations for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                KPMG
Peat Marwick LLP
January 15, 1997