Form 10-Q
period 1997-03-31
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1997-05-14
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended March 31, 1997 Commission file number 0-11281

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

On May 2, 1997, 1,000 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - March 31, 1997 and December 31,
1996.

2. Statements of Operations - For the quarters ended March 31, 1997 and 1996.

3. Statements of Operations - For the three months ended March 31, 1997 and 1996.

4. Statements of Stockholder's Equity - For the three months ended
March 31, 1997, and March 31, 1996, and for the nine months ended December 31, 1996.


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

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     March 31, 1997
and December 31,1996


                                              March
31,        December 31,
Assets                                        1997
1996

Note receivable from parent           $   4,220
$   4,220
Money market investment, at cost      41,353
41,353
Investment securities, at cost           169,605
169,605
Due from parent company                13,018
13,018
Other assets
(17)               (17)

Total assets
$228,179       $228,179

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
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended March
31, 1997 and 1996



1997             1996
Income:
     Other interest income                    $   --
$      --
Total income
--                     --

Operating expenses:
     Parent company management fee         --
512
     Other operating expenses                    --
(512)

Total operating expenses                          --
--

Net income before income taxes                --
--

Provision for income taxes                       --
--

Net income                                         $
--                  $ --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the three months ended March 31,
1997 and 1996



1997             1996
Income:
     Other interest income                     $ --
$     --
Total income
--                      --

Operating expenses:
     Parent company management fee        --
512
     Other operating expanses                    --
(512)

Total operating expenses                         --
--

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                  $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

For the three months ended March 31, 1997 and March
31, 1996,
                                   and December 31,
1996



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,      $  1,000 $227,179       -
-     228,179
        1995

Net income                             --
--                              --          --

Balance, March 31,           $ 1,000  $227,179
--    $228,179
        1996

Net income                             --
--        --          --

Balance, December 31,
        1996                        $ 1,000
$227,179       --   $228,179

Net income                             --
--         --          --

Balance, March 31,            $ 1,000   $227,179
--   $228,179
        1997

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

The Company had no net income for the quarter and three months ended March 31, 1997 and 1996. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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

Norwest Mortgage Conventional 1, Inc.



Dated: May 2, 1997

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)