Form 10-Q
period 1997-06-30
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1997-08-13
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended June 30, 1997 Commission file number 0-11281

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

On August 12, 1997, 1,000 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - June 30, 1997 and December 31,
1996.

2. Statements of Operations - For the quarters ended June 30, 1997 and 1996.

3. Statements of Operations - For the six months ended June 30, 1997 and 1996.

4. Statements of Stockholder's Equity - For the six months ended
June 30, 1997, and June 30, 1996, and for the six months ended December 31, 1996.


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

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     June 30, 1997
and December 31,1996


                                              June
30,           December 31,
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

                       For the quarters ended June
30, 1997 and 1996



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

                For the six months ended June 30,
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

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

For the six months ended June 30, 1997 and June 30,
1996,
                                   and December 31,
1996



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,      $  1,000 $227,179       -
-     228,179
        1995

Net income                             --
--                              --          --

Balance, June 30,             $ 1,000  $227,179
--    $228,179
        1996

Net income                             --
--        --          --

Balance, December 31,
        1996                       $ 1,000  $227,179
--   $228,179

Net income                             --
--         --          --

Balance, June 30  ,           $ 1,000   $227,179
--   $228,179
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

The Company had no net income for the quarter and six months ended June 30, 1997 and 1996. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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

Norwest Mortgage Conventional 1, Inc.



Dated: August 12, 1997

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)