Form 10-Q
period 1997-09-30
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1997-12-08
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended September 30, 1997 Commission file number 0-11281

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

1.  Balance Sheets - September 30, 1997 and December
31, 1996.

2. Statements of Operations - For the quarters ended September 30, 1997 and 1996.

3. Statements of Operations - For the nine months ended September 30, 1997 and 1996.

4. Statements of Stockholder's Equity - For the nine months ended
September 30, 1997, and September 30, 1996, and for the three months ended December 31, 1996.


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

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     September 30,
1997 and December 31,1996


                                         September
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
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended
September 30, 1997 and 1996



1997             1996
Income:
     Other interest income                    $   --
$      --
Total income
--                     --

Operating expenses:
     Parent company management fee         --
171
     Other operating expenses                    --
(171)

Total operating expenses                          --
--

Net income before income taxes                --
--

Provision for income taxes                       --
--

Net income                                         $
--                  $ --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the nine months ended September
30, 1997 and 1996



1997             1996
Income:
     Other interest income                     $ --
$     --
Total income
--                      --

Operating expenses:
     Parent company management fee         --
1195
     Other operating expanses                    --
(1195)

Total operating expenses                         --
--

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                  $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

For the nine months ended September 30, 1997 and
September 30, 1996,
                                   and December 31,
1996



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31,      $  1,000 $227,179       -
-     228,179
        1995

Net income                             --
--                              --          --

Balance, September 30,       $ 1,000  $227,179
--    $228,179
        1996

Net income                             --
--        --          --

Balance, December 31,
        1996                       $ 1,000  $227,179
--   $228,179

Net income                             --
--        --          --

Balance, September 30,     $ 1,000   $227,179      -
-   $228,179
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

The Company had no net income for the quarter and nine months ended September 30, 1997 and 1996. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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

Norwest Mortgage Conventional 1, Inc.



Dated: November 13, 1997

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)