Form 10-K
period 1997-12-31
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1998-03-30
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-K

               Annual Report Pursuant to Section 13
or 15(d) of
                         the Securities Exchange Act
of 1934

For the calendar year ended December 31, 1997
Commission file number 0-11281

               NORWEST MORTGAGE CONVENTIONAL 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462646
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


405 S.W. Fifth Street, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 221-7300

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

On March 27, 1998, 1000 shares of the Registrant's common stock were outstanding. All common stock of Registrant is held by an affiliate.

The following documents are incorporated herein by reference: PART IV-(i) Amendment No. 1 to
Registrant's Registration Statement of Form S-3
(Registration No. 2-87358) as filed with the Commission on January 20, 1984 and (ii) Amendment
No. 2 to registrant's Registration Statement of Form
S-3 (Registration No. 2-87358) as filed with the Commission on February 2, 1984.

PART I

Item 1.  Business.

Organization

Norwest Mortgage Conventional 1, Inc., (the
"Company"), was incorporated in the State of Delaware on October 20, 1983 as a wholly owned, limited-purpose, financing subsidiary of Norwest
Mortgage, Inc., which, in turn, is a wholly owned subsidiary of Norwest Nova, Inc. Norwest Mortgage,
Inc., is the mortgage banking subsidiary of Norwest
Nova, Inc., and derives income primarily from mortgage origination fees and charges, sales of mortgage servicing rights, servicing of mortgage loans, and secondary market sales. Norwest Nova, Inc., is a wholly owned subsidiary of Norwest
Corporation. Norwest Corporation is a $88.5 billion diversified financial services organization providing banking, insurance, investment, and other financial services through a total of more than 3,828 offices in all 50 states, all 10 Canadian
Provinces, and internationally.

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

The Company had no net earnings for the years ended
December 31, 1997, 1996 and 1995. The Company recorded $4,543, ($0), and ($2,746), respectively, of interest income from money market investments in 1997, 1996, and 1995. The company earned other miscellaneous income of $0, $0, and $4,489 for 1997, 1996 and 1995, respectively. Pursuant to the management contract with Norwest Mortgage Inc., the Company paid a management fee of $4,453, $0, and $2,103, respectively in 1997, 1996 and 1995. The management contract is structured so that all available income of the Company will be paid to Norwest Mortgage, Inc., as compensation for management services, reimbursement of certain expenses, and as additional purchase price of the pass-through certificates securing the Obligations.
As a result of the terms of the management contract, it is anticipated that the Company will have no net earnings for a number of subsequent years.

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

Independent Auditor's Report.

Balance Sheets - December 31, 1997, and December 31,
1996.

Statements of Operations - For the years ended
December 31, 1997, 1996 and 1995.

Statements of Stockholder's Equity - For the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows - For the years ended
December 31, 1997, 1996, 1995.

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


Dated:  March 27, 1998

Stephen Morrison

President

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title
Date



                               President (Principal
March 27, 1998
Stephen Morrison       Executive Officer)
                               and Sole Director




                               Chief Financial
Officer     March 27, 1998
Robert K. Chapman    (Principal Accounting
                               and Financial
Officer)

                         NORWEST MORTGAGE
CONVENTIONAL 1, INC.

                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          FINANCIAL
STATEMENTS

                                    December 31,
1997, 1996 and 1995

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          BALANCE
SHEETS

                                    December 31,
1997 and 1996



Assets
1997                1996

Note receivable from parent          $  4,220
$ 4,220
Money market investment, at cost    45,879
41,353
Investment securities, at cost,
  market value $1,100,370 and
  $1,009,920 in 1997 and 1996,
  respectively (Note 2)                  169,605
169,605
Due from parent company                8,475
13,018
Other assets
--                   (17)

Total assets                               $228,179
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

                     NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                                 STATEMENTS OF
OPERATIONS

                       For the years ended December
31, 1997, 1996, 1995



1997         1996       1995
Income:
  Other interest income                   $ 4,543  $
--      $(2,764)
  Other miscellaneous income             --
--        4,849

Total income                                   4,543
--        2,103

Operating expenses:
  Parent company management fee      4,543       --
2,103
Total operating expenses                    4,543
--         2,103

Net income before income taxes          --
--             --

Provision for income taxes                 --
--             --

Net income                                   $ --
$  --         $  --























See accompanying notes to financial statements.

                      NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                               STATEMENTS OF CASH
FLOWS

                   For the years ended December 31,
1997, 1996 and 1995


1997         1996       1995
Cash flows from operating activities:
    Net income                           $   --
$   --        $   --
    Adjustments to reconcile
       net income to net cash used
       in operating activities:
           (Increase)/Decrease in        (17)
--          243
              other assets
           (Increase)/Decrease in
              receivable from parent
              company                     4,543
--        (4,409)

    Net cash provided by used in
       operating activities                   --
--       (3,806)

Cash flows from financing activities:
    Return of capital to parent
      company                                 --
--      (12,008)

Increase/(Decrease) in cash
    and cash equivalents                 4,526
--      (15,814)

Cash and cash equivalents
     beginning of year                  41,353
41,353       57,167

Cash and cash equivalents
    end of year                          $45,879
$ 41,353    $ 41,353













See accompanying notes to financial statements.

                      NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                      STATEMENTS OF STOCKHOLDER'S
EQUITY

                    For the years ended December 31,
1997, 1996 and 1995


Additional
                                   Common   Paid in
Retained
                                     Stock
Capital    Earnings   Total

Balance, December 31,
    1994                           $1,000
239,187      --       240,187

Return of capital to parent
    company                           --
(12,008)     --       (12,008)

Net income                            --
--                              --         --

Balance, December 31,
    1995                           $1,000
227,179      --      228,179

Net income                             --
--          --         --

Balance, December 31,
    1996                           $1,000
227,179       --      228,179

Net income                             --
--        --         --

Balance, December 31,
    1997                            $1,000
227,179      --      228,179













See accompanying notes to financial statements.

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1997,
1996 and 1995

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

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1997,
1996 and 1995


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

(2)  ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS

On February 15, 1984, the Company issued
$352,200,000 of Obligations which were secured by Certificates delivered to an irrevocable trust. At
December 31, 1997, there were approximately
$2,684,000 of Obligations outstanding which were secured by assets placed in trust with outstanding principal balances and cash of approximately
$3,495,000.

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

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1997,
1996 and 1995

(2)  ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS
(Continued)

Pursuant to the indenture agreement between the Company and the trustee, the money market investment and investment securities are restricted assets set aside as reserve funds. These reserve funds may be used by the trustee for required payments of principal and interest on the Obligations to the extent that funds received in the form of principal and interest on the Certificates are not sufficient to make such required payments. After each semi-annual payment date, the trustee will remit to the parent company any amounts in the money market investment which exceed one percent of the outstanding principal amount of the Obligations.

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

(4)  RETURN OF CAPITAL TO PARENT COMPANY

The Company returned capital to the parent company in the amounts of $0, $0 and $12,008, respectively, in 1997, 1996 and 1995. The return of capital was accounted for by reducing the Company's additional paid-in-capital.





<PAGE 17>

KPMG PEAT MARWICK LLP
2500 Ruan Center
PO Box 772
Des Moines, IA  50303

                                  INDEPENDENT
AUDITORS' REPORT

The Board of Directors
Norwest Mortgage Conventional 1, Inc.:

We have audited the accompanying balance sheets of Norwest Mortgage Conventional 1, Inc. (the Company)
(a wholly owned subsidiary of Norwest Mortgage, Inc.) as of December 31, 1997 and 1996, and the related statements of operations and stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwest Mortgage Conventional
1, Inc. (a wholly owned subsidiary of Norwest
Mortgage, Inc.) at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles.

                                                KPMG
Peat Marwick LLP
January 14, 1998