Form 10-Q/A
period 1998-09-30
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1999-03-26
CIK 731162

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

Year 2000 Readiness Disclosure

      The  Company is aware of the issues associated
with  the  programming  code  in  existing  computer
systems  as  the millennium (year 2000)  approaches.
The  "year  2000 problem" is pervasive and  complex;
virtually every computer operation will be  affected
in  some  way by the rollover of the two-digit  year
value  to 00.  The issue is whether computer systems
will  properly recognize date-sensitive  information
when the year changes to 2000.  Systems that do  not
properly  recognize such information could  generate
erroneous  data,  fail or cause  another  system  to
fail.   "Systems"  include all  hardware,  networks,
system and application software, commercial "off-the-
shelf"   software,  data  and  voice   communication
devices,  and  embedded  technology  such  as  date-
impacted  processors in automated  systems  such  as
elevators,  telephone  systems,  security   systems,
vault systems, heating and cooling systems and others.

     The Company's year 2000 readiness projects are divided into four phases:

Phase  I: comprehensive assessment and inventory  of
Systems    intended   to   determine    year    2000
vulnerability and risk;

Phase  II:  date  detection on Systems  intended  to
determine which Systems must be remediated and which
Systems  are  compliant  and require  testing  only;
determination of required resources and  costs;  and
the  development of schedules and high-level testing
plans  for the repair, replacement and/or retirement
of   Systems that are not determined to be year 2000
compliant;

Phase III: repair, replacement and/or retirement  of
Systems  that  are not determined to  be  year  2000
compliant;  conduct  testing of individual  Systems;
and  plan the integration testing for those  Systems
that   have  interfaces  with  other  Systems   both
internal and external to the company, such as those of customers and suppliers; and

Phase  IV: integration testing of applicable Systems
to  validate that interfaces with other Systems  are
year   2000   compliant;  and  the  development   of
contingency   plans,  such  as  plans   to   recover
operations and alternatives to mitigate the effects of counterparties whose own failure to properly address year 2000 issues may adversely impact their ability to perform certain functions.

     The   Company  in  respect  to  the  year  2000
project:  (i) has substantially completed  Phases  I
and   II;   (ii)  anticipates  Phase  III  will   be
substantially  complete by December  31,  1998;  and
(iii) anticipates Phase IV will be substantially complete by June 30, 1999.

     The  cost  to address the Company's  year  2000
projects are included as part of the management contract with its parent company.

     In  the event year 2000 problems arise out of  a
failure  of the efforts described above any resulting
disruptions  could  adversely  affect  the   business
operations.

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