Form 10-K
period 1998-12-31
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1999-03-26
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-K

               Annual Report Pursuant to Section 13
or 15(d) of
                         the Securities Exchange Act
of 1934

For the calendar year ended December 31, 1998
Commission file number 0-11281

               NORWEST MORTGAGE CONVENTIONAL 1, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1462646
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


  1 Home Campus, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 221-6000

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

On March 26, 1999, 1000 shares of the Registrant's common stock were outstanding. All common stock of Registrant is held by an affiliate.

The following documents are incorporated herein by reference: PART IV-(i) Amendment No. 1 to
Registrant's Registration Statement of Form S-3
(Registration No. 2-87358) as filed with the Commission on January 20, 1984 and (ii) Amendment
No. 2 to registrant's Registration Statement of Form
S-3 (Registration No. 2-87358) as filed with the Commission on February 2, 1984.

PART I

Item 1.  Business.

Organization

Norwest Mortgage Conventional 1, Inc., (the
"Company"), was incorporated in the State of Delaware on October 20, 1983, as a wholly owned, limited-purpose, financing subsidiary of Norwest
Mortgage, Inc. Norwest Mortgage, Inc., is the principal mortgage banking business of Wells Fargo &
Company (Wells Fargo), and derives its' income primarily from mortgage origination and servicing operations. Norwest Mortgage, Inc. is a wholly owned subsidiary of Norwest Nova, Inc., which is a wholly owned subsidiary of Wells Fargo. Wells Fargo is a $202 billion diversified financial services organization providing banking, insurance, investment, and other financial services through a total of more than 6,000 stores in all 50 states, all 10 Canadian Provinces, and internationally.

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

The Company had no net earnings for the years ended
December 31, 1998, 1997 and 1996. The Company recorded $2,587, $4,543, and ($0), respectively, of interest income from money market investments in 1998, 1997, and 1996. Pursuant to the management contract with Norwest Mortgage, Inc., the Company paid a management fee of $2,587, $4,543, and $0, respectively in 1998, 1997 and 1996. The management contract requires available income of the Company be paid to Norwest Mortgage, Inc., as compensation for management services, reimbursement of certain expenses, and as additional purchase price of the pass-through certificates securing the Obligations.

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

     The   Company  in  respect  to  the  year  2000
project: (i) has substantially completed Phases I, II and III; and(ii) anticipates Phase IV will be substantially complete by June 30, 1999.

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

Independent Auditor's Report.

Balance Sheets - December 31, 1998 and December 31,
1997.

Statements of Operations - For the years ended
December 31, 1998, 1997 and 1996.

Statements of Stockholder's Equity - For the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows - For the years ended
December 31, 1998, 1997, 1996.

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

(b)  Reports on Form 8-K filed:

      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Norwest Mortgage Conventional 1, Inc.


Dated:  March 26, 1999

Stephen Morrison

President

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title
Date



                               President (Principal
March 26, 1999
Stephen Morrison       Executive Officer)
                               and Sole Director




                               Chief Financial
Officer     March 26, 1999
Robert K. Chapman    (Principal Accounting
                               and Financial
Officer)

                         NORWEST MORTGAGE
CONVENTIONAL 1, INC.

                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          FINANCIAL
STATEMENTS

                                    December 31,
1998, 1997 and 1996

                          NORWEST MORTGAGE
CONVENTIONAL 1, INC.
                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          BALANCE
SHEETS

                                    December 31,
1998 and 1997



Assets
1998                1997

Money market investment, at cost $  48,467
$ 45,879
Investment securities, at cost,
  market value $1,218,975 and
  $1,100,370 in 1998 and 1997,
  respectively (Note 2)                  169,605
169,605
Due from parent company              10,107
12,695

Total assets                               $228,179
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

                     NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                                 STATEMENTS OF
OPERATIONS

                       For the years ended December
31, 1998, 1997, 1996



1998         1997       1996
Income:
  Other interest income                   $ 2,587  $
4,543      $    --
  Other miscellaneous income                  --
--            --

Total income                                   2,587
4,543           --

Operating expenses:
  Parent company management fee      2,587
4,543         --
Total operating expenses                   2,587
4,543         --

Net income before income taxes          --
--             --

Provision for income taxes                 --
--             --

Net income                                   $ --
$  --         $  --























See accompanying notes to financial statements.

                      NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                               STATEMENTS OF CASH
FLOWS

                   For the years ended December 31,
1998, 1997 and 1996


1998         1997       1996
Cash flows from operating activities:
    Net income                           $   --
$     --     $    --
    Adjustments to reconcile
       net income to net cash used
       in operating activities:
           (Increase)/Decrease in          --
(17)         --
              other assets
           (Increase)/Decrease in
              receivable from parent
              company                      (2,588)
4,543           --

    Net cash used in/provided
       by operating activities           (2,588)
--             --

Cash flows from financing activities:

    Return of capital to parent
      company                                 --
--              --

Increase in cash
    and cash equivalents                 2,588
4,526             --

Cash and cash equivalents
     beginning of year                  45,879
41,353       41,353

Cash and cash equivalents
    end of year                          $48,467
$ 45,879    $ 41,353












See accompanying notes to financial statements.

                      NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                      STATEMENTS OF STOCKHOLDER'S
EQUITY

                    For the years ended December 31,
1998, 1997 and 1996


Additional
                                   Common   Paid in
Retained
                                     Stock
Capital    Earnings   Total

Balance, December 31,
    1995                           $1,000
227,179      --       228,179

Net income                            --
--                              --         --

Balance, December 31,
    1996                           $1,000
227,179      --      228,179

Net income                             --
--          --         --

Balance, December 31,
    1997                           $1,000
227,179       --      228,179

Net income                             --
--        --         --

Balance, December 31,
    1998                            $1,000
227,179      --      228,179













See accompanying notes to financial statements.

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1998,
1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain accounting policies and procedures that the Company believes are important to understand the accompanying financial statements are described below.

Nature of Operations

Norwest Mortgage Conventional 1, Inc., (the
Company), was incorporated in the State of Delaware on October 20, 1983, as a wholly owned, limited-purpose, financing subsidiary of Norwest Mortgage, Inc (the Parent). The Parent is the principal mortgage banking business of Wells Fargo & Company
(Wells Fargo), and derives its' income primarily from mortgage origination and servicing operations.
The Parent is a wholly owned subsidiary of Norwest
Nova, Inc., which is a wholly owned subsidiary of Wells Fargo. The Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by conventional mortgage pass-through certificates (the "Certificates") and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

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

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1998,
1997 and 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

The Company's taxable income or loss is included in the consolidated federal income tax return of Wells
Fargo & Company. Federal and state income taxes of the Company have been assumed by and will be paid by the Parent company.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers short-term investments purchased with a maturity of three months or less to be cash equivalents.

(2)  ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS

On February 15, 1984, the Company issued
$352,200,000 of Obligations, which were secured by Certificates delivered to an irrevocable trust. At
December 31, 1998, there was $2,419,895 of
Obligations outstanding, which was secured by assets placed in trust with outstanding principal balances and cash of $3,879,796.

Proceeds of approximately $348,560,000 were received from the issuance of the Obligations and were applied to purchase the Certificates from the Parent company. The Certificates and the Obligations do not appear on the balance sheet.

Monthly principal and interest payments from the Certificates are remitted directly to the USBank
(trustee). Investment income, the difference between interest received on the Certificates and interest paid on the Obligations, and principal payments on the Certificates remaining with the trustee following each semi-annual payment of principal and interest on the Obligations are remitted from the trust to the Parent company as additional compensation and expense reimbursement.

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1998,
1997 and 1996

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

(3)  MANAGEMENT FEES AND OTHER OPERATING EXPENSES

The Company has entered into a management agreement with the Parent to provide management services and assistance to the Company. The management agreement requires available income of the Company be paid to the Parent as compensation for management services, reimbursement of certain expenses, and as additional purchase price of the pass-through certificates securing the Obligations.

KPMG PEAT MARWICK LLP
2500 Ruan Center
PO Box 772
Des Moines, IA  50303

                                  INDEPENDENT
AUDITORS' REPORT

The Board of Directors
Norwest Mortgage Conventional 1, Inc.:

We have audited the accompanying balance sheets of Norwest Mortgage Conventional 1, Inc. (the Company)
(a wholly owned subsidiary of Norwest Mortgage, Inc.) as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwest Mortgage Conventional
1, Inc. (a wholly owned subsidiary of Norwest
Mortgage, Inc.) at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the years in the three-year period ended
December 31, 1998, in conformity with generally accepted accounting principles.

                                                KPMG
Peat Marwick LLP
January 19, 1999