Form 10-Q
period 1999-03-31
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1999-04-23
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended March 31,1999 Commission file number 0-11281

                    NORWEST CONVENTIONAL 1, INC.
                 (Exact name of registrant as
specified in its charter)

            Delaware
41-1462646
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


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

On April 23, 1999, 1,000 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - March 31,1999 and December 31,
1998.

2. Statements of Operations - For the quarters ended March 31,1999 and 1998.

3. Statements of Operations - For the three months ended March 31, 1999 and 1998.

4. Statements of Stockholder's Equity - For the three months ended
March 31, 1999 and 1998, and the nine months ended
December 31, 1998.


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


BALANCE SHEETS

UNAUDITED

                                     March 31,1999
and December 31,1998


                                             March
31,         December 31,
Assets                                        1999
1998

Money market investment, at cost   $ 19,530        $
48,467
Investment securities, at cost           169,605
169,605
Due from parent company                  9,552
10,107


Total assets
$198,687       $228,179

Stockholder's Equity

Common stock, $1 par value:
1,000 shares authorized, issued
and outstanding                            $
1,000       $   1,000

Additional paid-in capital                 197,687
227,179

Total stockholder's equity              $198,687
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended March
31, 1999 and 1998



1999             1998
Income:
     Other interest income                    $  555
$  799
Total income
555              799

Operating expenses:
     Parent company management fee          --
--
     Other operating expenses                  555
799

Total operating expenses                        555
799

Net income before income taxes                --
--

Provision for income taxes                       --
--

Net income                                       $
--            $     --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                                    STATEMENTS OF
OPERATIONS

UNAUDITED

                      For the three months ended
Mach 31,1999 and 1998



1999             1998
Income:
     Other interest income                     $ 555
$799
Total income
555                 799

Operating expenses:
     Parent company management fee         --
--
     Other operating expenses                   555
799

Total operating expenses                        555
799

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                    $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

           For the three months ended March 31, 1999 and March 31, 1998, and the nine months ended
December 31, 1998



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31, $  1,000 $227,179     --
228,179
        1997

Net income                    --             --
--          --

Balance, March 31,     $ 1,000  $227,179      --
$228,179
        1998

Net income                     --              --
--          --

Balance, December 31,
        1998                 $ 1,000  $227,179
--   $228,179

Net income                     --              --
--          --

Return of Capital
               to parent          --       (29,492)
--    (29,492)

Balance, March 31,     $ 1,000  $197,687       --
$198,687
        1999

Item 2.  Management's Discussion and Analysis of
Financial Condition and
            Results of Operations.


The following narrative by management of the Company's results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Conventional 1, Inc. (the
Company), was incorporated on October 20, 1983, under the laws of the State of Delaware, as a wholly-owned subsidiary of Norwest Mortgage, Inc.
(the parent company). The parent is the principal mortgage banking business of Wells Fargo & Company and derives its' income primarily from mortgage origination and servicing operations. The parent is a wholly-owned subsidiary of Norwest Nova, Inc., which is a wholly owned subsidiary of Wells Fargo &
Company. The Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by fully modified, pass-through, mortgage-backed certificates guaranteed as to principal and interest by the Government
National Mortgage Association (GNMA), and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

The Company had no net income for the quarter and three months ended March 31, 1999 and 1998. The management contract requires all available income of the Company be paid to the parent company as compensation for management services, reimbursement of expenses, and as additional purchase for the GNMA
Certificates securing the obligations. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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

     The   Company  in  respect  to  the  year  2000
project: (i) has substantially completed Phases I, II and III; and (ii) anticipates Phase IV will be substantially complete by June 30, 1999.

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

Norwest Mortgage Conventional 1, Inc.



Dated: April 23, 1999

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)