Form 10-Q
period 1999-06-30
NORWEST MORTGAGE CONVENTIONAL 1 INC
filed 1999-07-27
CIK 731162

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended June 30,1999 Commission file number 0-11281

                    NORWEST CONVENTIONAL 1, INC.
                 (Exact name of registrant as
specified in its charter)

            Delaware
41-1462646
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


1 Home Campus, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrants telephone number, including area code
(515) 221-6000

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

On July 26, 1999, 1,000 shares of the registrants common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - June 30,1999 and December 31,
1998.

2. Statements of Operations - For the quarters ended June 30,1999 and 1998.

3. Statements of Operations - For the six months ended June 30, 1999 and 1998.

4. Statements of Stockholders Equity - For the six months ended
June 30, 1999 and 1998, and the six months ended
December 31, 1998.


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


BALANCE SHEETS

UNAUDITED

                                     June 30,1999
and December 31,1998


                                                June
30,           December 31,
Assets
1999                   1998

Money market investment, at cost   $ 19,744        $
48,467
Investment securities, at cost           169,605
169,605
Due from parent company                  9,338
10,107


Total assets
$198,687       $228,179

Stockholders Equity

Common stock, $1 par value:
1,000 shares authorized, issued
and outstanding                            $
1,000       $   1,000

Additional paid-in capital                 197,687
227,179

Total stockholders equity              $198,687
$228,179

                       NORWEST MORTGAGE CONVENTIONAL
1, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended June
30, 1999 and 1998



1999             1998
Income:
     Other interest income                    $  215
$  385
Total income
215              385

Operating expenses:
     Parent company management fee          --
--
     Other operating expenses                  215
385

Total operating expenses                        215
385

Net income before income taxes                --
--

Provision for income taxes                       --
--

Net income                                       $
--            $     --

                    NORWEST MORTGAGE CONVENTIONAL 1,
                        INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                                    STATEMENTS OF
OPERATIONS

UNAUDITED

                      For the six months ended June
30,1999 and 1998



1999             1998
Income:
     Other interest income                     $ 770
$1,184
Total income
770                 1,184

Operating expenses:
     Parent company management fee         --
--
     Other operating expenses                   770
1,184

Total operating expenses                        770
1,184

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                    $ --

                 NORWEST MORTGAGE CONVENTIONAL 1,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDERS EQUITY
                                        UNAUDITED

               For the six months ended June 30,
1999 and June 30, 1998,
                         and the six months ended
December 31, 1998



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31, $  1,000 $227,179     --
228,179
        1997

Net income                    --             --
--          --

Balance, June 30,      $ 1,000  $227,179      --
$228,179
        1998

Net income                     --              --
--          --

Balance, December 31,
        1998                 $ 1,000  $227,179
--   $228,179

Net income                     --              --
--          --

Return of Capital
               to parent          --       (29,492)
--    (29,492)

Balance, June 30,      $ 1,000  $197,687       --
$198,687
        1999

Item 2.  Managements Discussion and Analysis of
Financial Condition and
            Results of Operations.


The   following  narrative  by  management  of   the
Companys results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest   Mortgage  Conventional   1,   Inc.   (the
Company),  was  incorporated on October  20,  1983,
under  the  laws  of the State of  Delaware,  as  a
wholly-owned  subsidiary of Norwest Mortgage,  Inc.
(the  parent company).  The parent is the principal
mortgage banking business of Wells Fargo &  Company
and  derives  its income primarily  from  mortgage
origination and servicing operations.   The  parent
is a wholly-owned subsidiary of Norwest Nova, Inc.,
which is a wholly owned subsidiary of Wells Fargo &
Company.  The  Company was organized to  issue  and
sell  one series of obligations, consisting of four
classes,  collateralized by fully  modified,  pass-
through, mortgage-backed certificates guaranteed as
to   principal  and  interest  by  the   Government
National Mortgage Association (GNMA), and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

The Company had no net income for the quarter and six months ended June 30, 1999 and 1998. The management contract requires all available income of the Company be paid to the parent company as compensation for management services, reimbursement of expenses, and as additional purchase for the GNMA
Certificates securing the obligations. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

Year 2000 Readiness Disclosure

      The  Company is aware of the issues associated
with  the  programming  code  in  existing  computer
systems  as  the millennium (year 2000)  approaches.
The  year  2000 problem is pervasive and  complex;
virtually every computer operation will be  affected
in  some  way by the rollover of the two-digit  year
value  to 00.  The issue is whether computer systems
will  properly recognize date-sensitive  information
when the year changes to 2000.  Systems that do  not
properly  recognize such information could  generate
erroneous  data,  fail or cause  another  system  to
fail.   "Systems"  include all  hardware,  networks,
system and application software, commercial off-the-
shelf   software,  data  and  voice   communication
devices,  and  embedded  technology  such  as  date-
impacted  processors in automated  systems  such  as
elevators,  telephone  systems,  security   systems,
vault systems, heating and cooling systems and others.

     The Companys year 2000 readiness projects are divided into four phases:

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

     The Company in respect to the year 2000 project has substantially completed all phases (Phases I, II, III and IV).

     The  cost  to address the Companys  year  2000
projects are included as part of the management contract with its parent company.

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

Norwest Mortgage Conventional 1, Inc.



Dated: July 26, 1999

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)